Form 10-Q
period 1996-03-30
INBRAND CORP
filed 1996-05-20
CIK 909278

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        March 30, 1996

Commission file Number     0-22144

                   INBRAND CORPORATION
(Exact name of registrant as specified in its charter.)

    Georgia                          58-1113677
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

1169 Canton Road, Marietta, GA                 30066
(Address of principal executive offices      (Zip Code)

Registrant's telephone number, including area code:
(770) 422-3036

     Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         YES [X]        NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

     As of May 17, 1996, 7,840,097 shares of the Registrant's
Common Stock were issued and outstanding.

                               INBRAND CORPORATION

                           PART I. FINANCIAL INFORMATION

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's July 1, 1995 10-K filing.
In the opinion of management of the Company, all adjustments necessary to present fairly the financial position of INBRAND Corporation as of the captioned dates on said financial statements have been included. The results of the period ended March 30, 1996 are not necessarily indicative of the results for the full year.


                               INBRAND CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                         (Unaudited)
                             __________________   __________________
                                   July 1, 1995       March 30, 1996
                             __________________   __________________
ASSETS
CURRENT ASSETS
 Cash and Equivalents                     $      0             $  5,512
 Receivables                                 8,862               22,438
 Raw Materials Inventory                     3,243                9,683
 Finished Goods Inventory                    2,866                9,774
 Income Taxes Receivable                       152                    0
 Deferred Income Taxes                         616                  616
 Other                                          65                3,005
                                __________________   __________________
  Total Current Assets                      15,804               51,028
                                __________________   __________________
Property and Equipment, net                 28,755               43,749
                                __________________   __________________
Intangible Assets                            3,799               10,368
                                __________________   __________________
TOTAL ASSETS                               $48,358             $105,145

 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Bank Overdraft                           $    386             $  1,823
 Current Portion of Long-Term Debt               0                  789
 Current Portion of Capital Lease Obligations    0                  646
 Accounts Payable                            4,043               18,049
 Accrued Expenses                            3,106               10,126
 Accrued Compensation                          911                  527
 Income Taxes Payable                            0                1,081
                                __________________   __________________
  Total Current Liabilities                  8,446               33,041
                                __________________   __________________
LONG-TERM LIABILITIES
Long-Term Debt                               4,062               27,222
Capital Lease Obligations                        0                2,791
Deferred Income Taxes                        1,890                2,096
Deferred Income                                  0                  707
                                __________________   __________________
Total Long-Term Liabilities                  5,952               32,816
                                __________________   __________________
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
 PREFERRED STOCK-1,000 shares
 authorized; none issued
 COMMON STOCK-$.10 par value-
49,000 shares authorized; 7,799
shares issued as of July 1, 1995
and 7,840 shares issued as of
March 30, 1996                                 780                  784
PAID-IN CAPITAL                             16,394               17,137
RETAINED EARNINGS                           16,786               21,398
Translation Adjustment                           0                  (31)
                                __________________   __________________
  TOTAL STOCKHOLDERS' EQUITY                33,960               39,288
                                __________________   __________________
TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY                                 $48,358             $105,145

See Accompanying Notes to Financial Statements



                             INBRAND CORPORATION

                    CONSOLIDATED STATEMENTS OF OPERATIONS

              (Unaudited, in Thousands Except Per Share Amounts)



                            Three months ended  Nine months ended
                            __________________  _________________
                            April 1,  March 30, April 1, March 30,
                             1995       1996     1995      1996
                             ______    ______   ______   ______
NET SALES                    $23,047   $40,490  $62,547  $93,475

COST OF SALES                 15,457    29,263   41,620   67,508
                              ______    ______   ______   ______

Gross Profit                   7,590    11,227   20,927   25,967
                              ______    ______   ______   ______
OPERATING EXPENSES
Sales, Marketing and
    Distribution               2,940     5,120    8,123   11,995
General and administrative     1,123     2,180    3,386    4,700
                              ______    ______   ______   ______
TOTAL OPERATING EXPENSES       4,063     7,300   11,509   16,695
                              ______    ______   ______   ______
OPERATING INCOME               3,527     3,927    9,418    9,272

OTHER EXPENSE(INCOME)             17       468      (59)   1,056
                              ______    ______   ______   ______
INCOME BEFORE INCOME TAXES     3,510     3,459    9,477    8,216
Income Tax Provision           1,418     1,482    3,828    3,604
                              ______    ______   ______   ______

NET INCOME                    $2,092    $1,977   $5,649   $4,612
                              ______    ______   ______   ______

PER SHARE DATA

NET INCOME PER SHARE          $  .26    $  .25   $  .71   $  .59

WEIGHTED AVERAGE COMMON SHARES 7,870     7,840    7,938    7,840

See Accompanying Notes to Financial Statements

                              INBRAND CORPORATION

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (Unaudited, In Thousands)

                                               NINE MONTHS ENDED
                                       ______________________________
                                       April 1, 1995   March 30, 1996
                                       _____________   ______________

NET CASH FROM OPERATING ACTIVITIES:
Net Income                                    $  5,649           $  4,612
Depreciation                                     1,281              2,853
Amortization                                        96                294
Deferred Income Taxes                               25                102
Provision for Losses on Accounts Receivable         12                 15
Inventory Valuation Reserve                       (104)              (237)
Loss(Gain) on Sale of Equipment                     33                  0
Changes in Operating Assets and Liablities
 Net of Effects from Purchase of Subsidiaries-
 Decrease (Increase) in:
  Receivables                                   (1,450)           (11,651)
  Inventories                                     (514)            (6,122)
  Income Taxes Receivable                            0                 25
  Other                                             43             (2,600)
 Increase (Decrease) in:
  Accounts Payable and Accrued Expenses            984             12,840
  Income Taxes Payable                            (140)             1,180
  Deferred Income                                    0               (188)
                                               _______            _______
NET CASH PROVIDED BY OPERATING ACTIVITIES       $5,915             $1,123

Cash Flow From Investing Activities
 Payment to Acquire Property and Equipment     (11,817)            (8,443)
 Payment for Purchase of Subsidiaries                0             (6,546)
 Payment to Acquire Patent Rights                    0                (16)
                                               _______            _______
NET CASH USED BY INVESTING ACTIVITIES          (11,817)           (15,005)

Cash Flow From Financing Activities
 Bank Overdraft                                      0                545
 Proceeds From Borrowings Under Long-Term Debt   3,292             19,356
 Principal Payments on Long-Term Debt              (28)              (428)
 Principal Payments Under Capital Lease Obligations  0                (58)
 Payments to Repurchase Stocks                  (2,150)                 0
                                               _______            _______
NET CASH PROVIDED(USED) BY FINANCING ACTIVITIES  1,114             19,415
                                               _______            _______
EFFECT OF EXCHANGE RATE CHANGES ON CASH              0                (21)
                                               _______            _______
NET INCREASE(DECREASE) IN CASH AND
   CASH EQUIVALENTS                             (4,788)             5,512
CASH AND CASH EQUIVALENTS-beginning of year      5,127                  0
                                               _______            _______
CASH AND CASH EQUIVALENTS-end of period         $  339             $5,512

NONCASH INVESTING AND FINANCEING ACTIVITIES
Additions to Property and Equipment included
    in Accounts Payable                            $58                $12

See Accompanying Notes to Financial Statements

SUPPLEMENTAL SCHEDULE OF CASH FLOWS
Cash Paid for Interest, net of Amounts
    Capitalized                                      0               $792
Cash paid for Income Taxes                      $3,536             $2,296

The company purchased all the assets of
Hygieia Healthcare Holding Limited and
certain assets of Celatose during the nine
month period ended March 30, 1996.  In
conjunction with these purchases, the
company assumed liabilities as follows:
 Fair Value of Assets Acquired                                    $26,352
 Cash Paid                                                         (6,546)
 Common Stock issued                                                 (746)
                                                                  _______
 Liabilities Assumed                                              $19,060

See Accompanying Notes to Financial Statements

                             INBRAND CORPORATION

                  NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                                March 30, 1996


1. On July 26, 1995, the Company acquired Hygieia Healthcare Holdings Limited and its subsidiaries. The Company acquired all of the capital stock of Hygieia for approximately $6.3 million in cash and 41,442 shares of its common stock valued at $18.00 per share (or $746 thousand in the aggregate). In addition the Company assumed certain liabilities of Hygieia in the amount of approximately $3.9 million. Hygieia manufactures feminine hygiene products at its operating units located in the United Kingdom and Canada. These products are marketed primarily under retailer's private labels in Europe, Canada, and the United States.

2. On February 9, 1996, the Company acquired certain of the assets of Celatose SA and its affiliate JAG SA from the bankruptcy courts of France. The Company acquired the assets of Celatose for $5.4 million payable in three annual amounts beginning May, 1996 and ending May, 1998. The Company also assumed certain liabilities amounting to $3.8 million. The acquired companies manufacture disposable adult incontinence products and disposable baby diapers at their operating units located in France. These products are marketed throughout Europe.

3. The acquisitions were accounted for using the purchase method of accounting. The unaudited proforma results of operations listed below reflect purchase price accounting adjustments assuming the acquisition occurred as of the beginning of each period.

                                Three Months Ended    Nine Months Ended
                               April 1,   March 30,  April 1,  March 30,
                                 1995       1996       1995      1996
                               ________   ________   ________  ________

Revenue                         $54,185    $50,018   $157,447  $142,778
Net Income (Loss)               $(1,003)   $   545   $ (2,436) $ (6,412)
Pro Forma Net Income Per Share  $  (.13)   $   .07   $   (.31) $   (.82)

                            INBRAND CORPORATION

                     MANAGEMENT DISCUSSION AND ANALYSIS

Results of Operations

Net sales increased 75.7% for the third quarter of fiscal 1996 compared with the year-earlier period and for the nine month period increased 49.4%. This gain was consistent with the growth the Company has acheived over the past several quarters and was also due, in large part, to the acquisition of Hygieia Healthcare Holdings Limited as discussed in note 1 to the Financial Staements and to the purchase of Celatose as discussed in note 2 to the Financial Statements.

Gross Profit as a percentage of net sales in the third quarter decreased to 27.7% from 32.9% in the year-earlier period and for the nine month period decreased from 33.5% to 27.8%. This decrease was due to lower gross margins being acheived at the company's acquired operations as well as to the cumulative effect of raw material price increases versus prior year levels. While prices of some of the Company's raw materials moved downwards during the third quarter, there is no trend which will allow the Company to accurately project the future, short term movements in these prices.

As a percentage of net sales, operating expenses for the quarter increased to 18.0% from 17.6% in the year-earlier period while on a nine month basis they have declined to 17.9% from 18.4% in the year-earlier period. For both the third quarter and the nine month period, the absolute level of selling expenses continues to increase due to expansion of sales and marketing programs as well as the impact of the acquired operations while declining slightly as a percentage of sales. Administrative expense level increases are due to the impact of the acquired operations.

As a percentage of net sales, net income in the third quarter was 4.9% down from 9.1% in the year-earlier quarter. On a nine month basis, net income as a percent of sales has declined from 9.0% in the year-earlier period to 4.9%. This decline was due to lower gross margin levels as discussed above, along with increases in interest expense due to debt incurred under the Company's acqusition program.

Earnings per share for third quarter were $.25 compared to $.26 in the year-earlier period. On a nine month basis, earnings per share were $.59 compared to $.71 in the year-earlier period. This decline was due to lower net income levels. The issuance of new shares related to the acquisition of Hygieia Healthcare Holdings LImited (see note 1 to the Financial Statements) was more than offset by the impact of the Company's share repurchases made in fiscal 1995. For fiscal 1995, the Company repurchased 187,000 of its shares. There were no repurchases during the current fiscal year.

                            INBRAND CORPORATION

                     MANAGEMENT DISCUSSION AND ANALYSIS


Liquidity and Capital Resources

Cash generated from operating activities was $1.1 million for the nine months ending March 30, 1996 compared to $5.9 million in the year-earlier period. While the cumulative effect of net income and depreciation for the two periods was substantially cash-neutral, working capital needs, primarily associated with the company's acquisitions, required the use of $4.9 million for the nine month period.

During the nine month period the Company increased its borrowings under its $25 million unsecured line of credit by $19.4 million. These borrowings were used to fund the Company's continued expansion program as well as in the purchase of Hygieia Healthcare Holdings Limited (see note 1 to the Financial Statements) and Celatose (see note 2 the the Financial Statements).

The Company intends to continue its expansion program during the current fiscal year and has increased the availability of funds under its unsecured credit line to $35 million. Management believes that the Company's capital position, together with amounts generated from operations and additional borrowings through the expanded credit facility will be sufficient to meet the Company's cash needs for the future.

                       INBRAND CORPORATION

                   PART II - OTHER INFORMATION

item #1  Legal Proceedings

         The Registrant is a party to certain routine litigation incidental to its business, none of which, in the opinion of management, will have a material effect on the Registrant's financial position.

Item #6  Exhibits and Reports on Form 8-k

         a.  Exhibits

              No Exhibits are filed with this form 10-q.
              Computation of per share earnings is shown on the Registrant's Statement of Operations.

         b.  Reports on Form 8-k

              During the period of this report, the Company filed a report on Form 8-K dated February 23, 1996 to report the acquisition of Celatose SA. The Company has subsequently filed a report on Form 8-K/A dated April 23, 1996, to supplement information included in the original report.

                       INBRAND CORPORATION

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   INBRAND CORPORATION
                                   Registrant


May 17, 1996                       James R. Johnson
Date                               James R. Johnson
                                   Senior Vice President and
                                    Chief Financial Officer