Form 10-K405
period 1996-06-29
INBRAND CORP
filed 1996-09-27
CIK 909278

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended June 29, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-22144

                              INBRAND CORPORATION

            Georgia                                          58-1113677
- -------------------------------                        ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification Number)


  1169 Canton Road, Marietta, Georgia                              30066
- ----------------------------------------                      ----------------
(Address of principal executive offices)                         (Zip Code)

                                 (770) 422-3036
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

  Title of each class                 Name of each exchange on which registered
- -----------------------               -----------------------------------------
Common stock, par value                         Nasdaq National Market
     $.10 per share

       Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                     Yes  X                No
                         ---                  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ X ]

As of September 25, 1996, there were 7,840,097 shares of the Registrant's Common Stock outstanding and the aggregate market value of such stock held by non-affiliates of the Registrant was $231,282,861 (based upon the $29.50 per share closing price on that date as reported by the Nasdaq National Market).

INBRAND Corporation's 1996 Annual Report to Shareholders, Notice of Annual Meeting, and 1996 Proxy Statement dated September 25, 1996, contain much of the information required to be in this Form 10-K, and portions of those documents are incorporated by reference from the applicable sections of those documents. The following chart identifies the sections of the Corporation's 1996 Annual Report on Form 10-K which incorporate by reference portions of the Corporation's 1996 Annual Report to Shareholders and portions of the 1996 Proxy Statement. The Items of this Form 10-K, where applicable, specify which portions of such documents are incorporated by reference. The portions of such documents that are not incorporated by reference herein shall not be deemed to be filed with the Commission as part of this Form 10-K.


      Document of Which Portions                            Parts of this Form 10-K
    are Incorporated by Reference                            in Which Incorporated
    -----------------------------                           -----------------------
1996 Annual Report to Shareholders
(Year ended June 29, 1996)                Part II       Item  5.  Market for the Registrant's Common Stock
                                                                  and Related Shareholder Matters

                                                        Item  6.  Selected Financial Data

                                                        Item  7.  Management's Discussion and Analysis of
                                                                  Financial Condition and Results of
                                                                  Operation

                                                        Item  8.  Consolidated Financial Statements and
                                                                  Supplementary Data

                                                        Item 14.  Exhibits, Financial Statement, Schedules
                                                                  and Reports on Form 8-K

1996 Proxy Statement                      Part III      Item 11.  Executive Compensation

                                                        Item 12.  Security Ownership of Certain Beneficial
                                                                  Owners and Management

                              INBRAND CORPORATION

                Table of Contents to Annual Report on Form 10-K

                                     PART I

Item  1:         BUSINESS

Item  2:         PROPERTIES

Item  3:         LEGAL PROCEEDINGS

Item  4:         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                    PART II

Item  5:         MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                 SHAREHOLDER MATTERS

Item  6:         SELECTED FINANCIAL DATA

Item  7:         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS

Item  8:         CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Item  9:         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                 FINANCIAL DISCLOSURE

                                    PART III

Item 10:         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item 11:         EXECUTIVE COMPENSATION

Item 12:         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 13:         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                    PART IV

Item 14:         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                    -----
                 SIGNATURES


                                     PART I

Item 1:  BUSINESS.

General

                 The Company designs, manufactures and markets a broad line of disposable personal absorbent products which include incontinence products for adults who are temporarily or permanently incontinent, as well as feminine hygiene products and disposable baby diapers.

                 The Company serves two principal markets within North America and Europe, namely clinical and retail. Customers in the clinical markets consist primarily of long-term care facilities, hospitals and home healthcare providers. The Company services the clinical market principally through medical/surgical distributors supported in the U.S. by the Company's field sales force which develops relationships directly with many of these customers. The Company addresses the retail market through the development of private label programs from major retailers such as grocery and drug chains and mass-merchants, as well as from many food and drug wholesalers.

                 In July of 1995, the Company acquired Hygieia Healthcare Holdings Limited ("Hygieia"). Hygieia, which has operations in New Castle, England and Montreal, Canada, designs, manufactures and markets feminine hygiene products through private label programs in the United Kingdom, Canada and Europe. Hygieia's product line includes maxipads, liners, ultrathin winged products and tampons.

                 In a continuing effort to broaden its product offerings to the retail market and to penetrate further the European marketplace, the Company acquired through its subsidiary, INBRAND France, S.A. ("INBRAND France") substantially all of the assets of Celatose, S.A. and certain of its subsidiaries ("Celatose"). The acquisition was completed in February, 1996. INBRAND France manufactures and distributes adult incontinence products and disposable baby diapers which are marketed primarily in Europe. The manufacturing and distribution operations of INBRAND France are based in Lille, France, as well as a small presence in Montpelier, France. To complement the acquisition of the Celatose assets, the Company also acquired Julian T. Holding, B.V. ("JTH") through its INBRAND Europe, B.V. subsidiary. This acquisition was completed in July, 1996, subsequent to the Company's fiscal year end. JTH, based in Goirle, The Netherlands, also manufactures adult incontinence products and distributes these products, together with disposable baby diapers, through its distribution operations in the Benelux countries and the United Kingdom. JTH's manufacturing operations are based in the United Kingdom.

                 Together the Hygieia, Celatose and JTH acquisitions provide the Company with a significant geographic expansion of its customer base, as well as an expansion of its product line to include feminine hygiene products and disposable baby diapers.

Products and Markets

                 The Company offers a broad range of high-quality, disposable personal absorbent products, including adult incontinence products, feminine hygiene products and disposable baby diapers. The Company's incontinence products accommodate the varied levels and types of incontinence and the different lifestyles of incontinent adults. The feminine hygiene products are designed to provide comfort, security and ease of use. Finally, like the body worn adult incontinence product, the disposable baby diaper is designed to protect against leakage and skin irritation. The Company manufactures substantially all of the products it sells.

                 Products. The Company produces three categories of disposable personal absorbent products: adult incontinence products, feminine hygiene products and disposable baby diapers. These products generally share basic design and product functionality criteria, as well as manufacturing characteristics. The absorbency capabilities are achieved by placing an absorbent core between two layers of material. The layer which is placed next to the skin is a soft, non-woven fabric which allows fluids to pass through it into the absorbent inner core which traps and contains the fluid. This absorbent core is generally made of fluff pulp and is frequently combined with super-absorbent polymers to improve absorbency. A soft film backing covers the underside of the core and provides a moisture barrier. The raw materials, although differing dimensionally from product to product, are similar across all product categories. This similarity in design and in the raw materials used in each product permits the Company to use manufacturing equipment which is similar in its basic design and operating techniques.

                 The Company's adult incontinence product category includes products which can be classified as either body worn or underpads. Body worn products, while differing in their specific design characteristics, are generally worn directly against the body of an ambulatory person. They may be self contained in that they have integrated fastening systems allowing them to be worn with no additional support requirements or they may be designed as an absorbent pad to be worn fastened to the inside of the wearer's underwear. These products are produced with a variety of features and multiple sizes which determine their performance characteristics as well as their selling price. Underpads are larger, rectangular pads which cover bedding or furniture and are also produced in varying sizes and weights to fit differing needs of the user.

                 The Company's feminine hygiene product category includes products which can be classified as either sanitary pads, panty-liners or tampons. Sanitary pads are smaller in size and are designed to be worn inside underpants for external control of menstrual flows. Panty-liners are also designed to be worn inside underpants but have lighter absorbency characteristics and are generally used for additional protection. Tampons are designed for internal use in absorbing menstrual flow and are generally used as an alternative to sanitary pads.

                 The Company's disposable baby diaper category includes products which are all body worn and, although substantially smaller in size, are very similar to the Company's body-worn adult incontinence products. They are designed with integrated fastening systems, generally consisting of refastenable tape tabs and, as with adult incontinence products, can be produced with a variety of additional features and in multiple sizes which determine their performance characteristics as well as their selling price.

                 Markets. In both North America and Europe, the Company divides the market for incontinence products into two categories, clinical and retail, while the market for feminine hygiene and disposable baby diaper products is almost exclusively retail. The clinical market includes long-term care facilities, hospitals and home healthcare providers. The retail market includes grocery and drug chains and mass-merchants who sell national brands, private labels and control labels. Each of the North American and European markets, as well as the clinical and retail markets contained within them, has a different profile, may require a different product mix and has different growth potential and characteristics.

                 Patients within the clinical market are typically elderly and a significant number of them are affected by some degree by incontinence. Because of the increase in the elderly population in North America and Europe and the increase in average life span, there is a growing number of incontinent patients. While many nursing homes continue to use reusable products for incontinent patients, the Company believes that enhanced skin care, comfort and ease of use afforded by disposable products create significant opportunities to further penetrate this market.

                 Particularly in North America, the retail consumer has become more aware of the existence and availability of incontinence products through the extensive advertising of successful national product brands. Current incontinence products are designed to restore dignity, permit a more active lifestyle and facilitate care of home-bound patients. Both in North America and Europe, the retail consumer of feminine hygiene and disposable baby diaper products, who is fully aware of the existence and availability of these products, is increasingly willing to purchase private label product offerings in these categories. Disposable personal absorbent products have become increasingly important to grocery and drug store chains, as well as mass-merchants who see an opportunity to introduce these products as part of their private label programs. In North America, the Company offers to its customers private label adult incontinence and feminine hygiene product programs, while in Europe, these same product offerings are coupled with the disposable baby diaper product. The Company does not currently offer its baby diaper products in North America.

Marketing and Distribution

                 Following is a description of the Company's principal marketing and distribution channels.

         North America.

                 Clinical. In the clinical market, adult incontinence products are supplied to institutions such as long-term care facilities and hospitals through national, multibranch medical/surgical distributors, as well as regional and independent distributors. In addition, the Company conducts extensive national account sales activity with hospital and nursing home groups and other national purchasing groups. Feminine hygiene and disposable baby diaper products are not sold in any material quantities to the clinical market.

                 Retail. The emerging trend in adult incontinence product purchasing is through retail channels. National brands have been advertised heavily and sold in grocery and drug chains, independent drug stores and mass-merchants. This effort has increased the public's awareness of incontinence products resulting in increased demand from consumers. This demand has caused retailers to examine private label programs for these products. With respect to feminine hygiene and disposable baby diaper products, which are relatively mature product categories, the retail consumer is showing a willingness to consider the Company's private label product offerings. The Company, as well as retailers, see distribution and sales synergies in combining feminine hygiene and adult incontinence product offerings to consumers through these private label programs. The Company does not market baby diapers through this channel of distribution.

         Europe.

                 Clinical. The Company markets its adult incontinence products through clinical channels for use in long-term care facilities and hospitals as well as through home-care channels. Depending upon the geographic area, the Company markets its products in a variety of different ways. The majority of its products are marketed through distributors who in turn supply institutional users. In these situations, the Company's sales activities are primarily confined to distributor contacts. The other major marketing channel is through direct placement to government health-care agencies, frequently on a bid basis. Feminine hygiene and disposable baby diaper products are not sold in any material quantities through the clinical channels.

                 Retail. The Company markets disposable baby diapers, feminine hygiene products and, to a lesser extent, adult incontinence products through retail channels. These products are generally marketed throughout Europe, directly to retailers under their own private labels. Both the disposable baby diaper and feminine hygiene product categories are relatively mature. Because many of the European countries consider incontinence products as a reimbursable medical expense within their national health insurance programs, sales of these products through the retail market channel are limited. Currently, much of the Company's adult incontinence product line which is sold at retail is placed through what has historically been the clinical distribution channel.

Customers

                 The Company's largest customer, General Medical, is a medical/surgical distributor composed of numerous branches which buy directly from the Company. In the aggregate, General Medical accounted for approximately 14.2% of the Company's net sales for fiscal 1996. The Company has no other customers which accounted for more than 10% of net sales for fiscal 1996. The Company believes that its broad customer base reduces its dependence on the continued success of any single distributor or retailer. The Company has contracts with certain of its customers which provide a fixed price for Company products but do not require specific volume purchases by the customer.

Raw Materials

                 The components and materials used in the Company's products include fluff pulp, non-woven fabric, tissue, super-absorbent polymer ("SAP"), elastic, adhesives, polyethylene and polypropolyene films and various packaging materials. All of these components and materials are available from several sources. The Company does not anticipate any difficulty in obtaining adequate quantities of raw materials and has entered into supply contracts with certain raw materials suppliers in an effort to achieve more consistent raw materials pricing. This will effectively fix the Company's acquisition costs for a substantial portion of its major raw material through 2003 as well as guaranteeing availability of worldwide supply for the balance of the Company's raw material requirements at competitive prices.

Competition

                 The disposable personal absorbent products industry is characterized by both global and local competition among several large and medium-sized manufacturers, as well as numerous smaller manufacturers.

                 Globally, in the clinical and retail markets, the Company faces competition from large, well-established competitors. These companies, including Procter & Gamble, Kimberly-Clark, Johnson & Johnson and Molnlycke, produce the major branded incontinence, feminine hygiene and disposable baby diaper products and have a significant presence in all or part of the North American and European territories in which the Company markets its products. The Company also faces significant retail competition in North America from Confab, a major private label manufacturer. The Company believes that its expertise in adult incontinence products, its broad product lines, its close working relationships with its distributors, synergies from its major product categories and its sales force results in a significant competitive advantage.

Government Regulation

                 Neither the Company nor its adult incontinence products are currently regulated by the Food and Drug Administration ("FDA") and comparable health authorities. However, the tampon products are regulated by the FDA and are subject to clinical testing and approval. Changes in federal or state health, environmental or safety regulations or their applications to the Company could adversely affect the Company's business. The Company does not now use materials which constitute hazardous substances and does not generate or discharge any hazardous waste in the course of its manufacturing processes. Although the Company has not to date incurred any material liabilities under environmental laws and regulations and although the Company believes it is in substantial compliance with applicable laws and regulations, environmental liabilities could arise in the future which may adversely affect the Company's business.

                 Some jurisdictions have passed legislation intended to discourage the use of disposable products, including disposable adult incontinence products, or to encourage the use of non-disposable or recyclable products. The Company cannot predict whether any future legislation of this type will be adopted, the ultimate terms thereof or the effect of such legislation on the Company.

Intellectual Property

                 The Company utilizes a number of trademarks and logos in connection with the sale and advertising of its products. The Company believes that its trademarks and logos are of considerable value to its business and intends to continue to protect them to the fullest extent practicable. The Company takes all reasonable measures to assure that any product bearing a Company trademark reflects the consistency and quality associated with the Company's products. As of June 29, 1996, the Company had 16 United States registered trademarks. Significant trademarks of the Company include Medical Disposables(R), MaxiCare(R), SureCare(R), PrimeTime,(R) Simplicity (R) and Presence (R). In Europe and Canada, the Company uses several trademarks, including "Celastique", "Celanorm", "Celanet", "Celapropnos" and "Comforta".

Employees

                 As of June 29, 1996, the Company employed 810 persons on a full-time basis, of which 411 are in the U.S., 8 are in Canada, 276 are in France and 115 are in the United Kingdom. Subsequent to June 29, 1996, the Company added 103 employees who are located in The Netherlands and the United Kingdom as part of the INBRAND Europe operations which include JTH. The Company does not have a collective bargaining agreement with any of its employees; however, the Company's French labor force is represented by four separate state-sponsored unions. The Company considers its employee relations to be good.

Item 2:  PROPERTIES.

                 The Company's principal executive offices, its sole U.S. manufacturing facility and its distribution center are owned by the Company and are located in Marietta, Georgia which is considered part of metropolitan Atlanta. The Company maintains the following locations for its manufacturing and distribution operations:

                                                                            Square
                   Facility                             Location             Feet                  Own/Lease
                   --------                             --------            ------                 ---------
 Marietta Facility - Plant                     Marietta, Georgia           210,000                   Own

 Marietta Facility - Office and Warehouse      Marietta, Georgia           267,000                   Own

 Canadian Distribution Center                  Montreal, Canada             28,000                   Lease

 INBRAND France - Plant, Warehouse and         Lille, France               154,000                   Lease
 Office

 INBRAND France - Plant                        Montpelier, France           42,000                   Lease

 INBRAND Benelux - Office and Warehouse        Goirle, The Netherlands      23,000                   Own

 INBRAND Europe - Holding Co.                  Goirle, The Netherlands       2,000                   Own

 Comforta Healthcare - Plant, Warehouse and    Worscester, UK               48,000                   Lease
 Office

 Hygieia                                       Newcastle, UK                75,000                   Lease


Item 3:  LEGAL PROCEEDINGS.

                 The Company is subject to various claims and legal actions which arise in the ordinary course of business. The Company believes such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on the business or financial condition of the Company.

Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                 During the fourth quarter of the year ended June 29, 1996, no matters were submitted to a vote of security holders.

                                    PART II

Item 5:  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS.

                 The information required by Item 5 which is included in the sections titled "Nasdaq Symbol" and "Market Prices and Dividend Information" on the inside back cover of the Company's 1996 Annual Report to Shareholders is incorporated herein by reference.

Item 6:  SELECTED CONSOLIDATED FINANCIAL DATA.

                 Selected consolidated financial data including net sales, operating income, net income per common share, total assets, and total debt, are reported in the section titled "Selected Consolidated Financial Data" on page 4 of the Company's 1996 Annual Report to Shareholders and are incorporated herein by reference.

Item 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                 Management's discussion and analysis of financial condition and results of operations which is included in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 5 through 7 of the Company's 1996 Annual Report to Shareholders is incorporated herein by reference.

Item 8:  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                 The consolidated financial statements and supplementary data included on pages 8 through 23 of the Company's 1996 Annual Report to Shareholders, are incorporated herein by reference.

Item 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                 None.

                                    PART III

Item 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Name                             Age           Position
- ----                             ---           --------
Garnett A. Smith                 49            Chairman of the Board and Chief
                                               Executive Officer; Director

H. Scott Sigler                  47            President and Chief Operating
                                               Officer; Director

James R. Johnson                 49            Senior Vice President-Finance,
                                               Chief Financial Officer and
                                               Secretary

William B. Kellett               57            Senior Vice President -
                                               Manufacturing

Mary N. Moore                    46            Director

Joseph H. Davenport, III         49            Director

Tommy D. Greer                   64            Director

W. Thorpe McKenzie               48            Director

John C. Thornton                 42            Director


                 Garnett A. Smith has served as Chairman of the Board and Chief Executive Officer since 1994 and as a Director since 1984. From 1986 to 1994, Mr. Smith served as President and Chief Executive Officer of the Company.

                 H. Scott Sigler has served as President and Chief Operating Officer since 1994 and as a Director since 1989. From 1985 to 1994, Mr. Sigler served as Executive Vice President of the Company.

                 James R. Johnson has served as Chief Financial Officer and Secretary since 1987 and as Vice President since 1993. Mr. Johnson was named Senior Vice President-Finance in June, 1996.

                 William B. Kellett has served as Vice President - Manufacturing since 1985. Mr. Kellett was named Senior Vice President-Manufacturing in June, 1996.

                 Mary N. Moore has served as a Director of the Company since 1984. Ms. Moore is general partner and chief executive director of The Navarre Company, a family investment partnership, and has held such positions since 1984. Ms. Moore is also a director of NationsBank of Chattanooga, Tennessee.

                 Joseph H. Davenport, III has served as a Director of the Company since 1984. Mr. Davenport is currently president of Howard Holdings, Inc., a family investment company and since 1990 has been a managing director of Pointer Management Company, an investment management firm. Mr. Davenport is a director of SunTrust Bank, Chattanooga, N.A.

                 Tommy D. Greer has served as a Director since 1994. Mr. Greer is currently the Chairman of Catalina Marketing Corporation, which develops electronic marketing systems for packaged goods manufacturers and retailers, having held this position since 1992. From 1989 to 1992, Mr. Greer was President and Chief Operating Officer of Catalina and was its Chief Executive Officer from 1992 until 1994.

                 W. Thorpe McKenzie has served as a Director of the Company since 1984. Mr. McKenzie is a private investor and, since 1990, has been a managing director of Pointer Management Company, an investment management firm.

                 John C. Thornton has served as a Director since 1995. Mr. Thornton currently serves as Chairman of Thunder Enterprises, an investment and real estate development firm, a position he has held since 1993. From May, 1993 until June, 1994, Mr. Thornton served as President of American Rug Craftsman, Inc. Previously, beginning in 1984 and until May, 1993, Mr. Thornton served as President, Chief Executive Officer and Chairman of the Board of American Rug Craftsmen, Inc..

Item 11:  EXECUTIVE COMPENSATION.

                 The information contained under the sections titled "Executive Compensation and Other Information", "Report of the Compensation Committee of the Board of Directors" and "Company Performance" on pages 6 through 12 of the Company's Proxy Statement dated September 25, 1996, is incorporated herein by reference.

Item 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                 The information contained under the section "Voting Securities and the Principal Holders Thereof" on page 2 of the Company's Proxy Statement dated September 25, 1996, is incorporated herein by reference.

Item 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                 None.

                                    PART IV

Item 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                 (a)(1) The following financial statements of the Registrant included in the Company's 1996 Annual Report to Shareholders are incorporated herein by reference in
                          Item 8:

                        Report of Independent Accountants Consolidated Balance Sheets - July 1, 1995 and June 29, 1996

                        Consolidated Statements of Income - Years ended July 2, 1994, July 1, 1995, and June 29, 1996

                        Consolidated Statement of Shareholders' Equity - Years ended July 2, 1994, July 1, 1995, and June 29, 1996

                        Consolidated Statements of Cash Flows - Years ended July 2, 1994, July 1, 1995, and June 29, 1996

                        Notes to Consolidated Financial Statements

                    (2) The following financial statement schedules for the years 1996, 1995 and 1994 are submitted herewith and should be read in conjunction with the financial statements in the 1996 Annual Report to Shareholders:

                        Report of Independent Accountants on Financial Statement Schedules

                        Schedule II Valuation and Qualifying Accounts

                 All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                       REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Stockholders
INBRAND Corporation
Marietta, Georgia


We have audited the consolidated financial statements of INBRAND Corporation and subsidiaries as of July 1, 1995 and June 29, 1996, and for each of the three years in the period ended June 29, 1996, and have issued our report thereon dated August 14, 1996. Such consolidated financial statements and report are included elsewhere in this annual report. Our audits also included the financial statement schedules of INBRAND Corporation and subsidiaries listed in Item 14(a)(2). These financial statement schedules are the responsibility of the company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.




                            JOSEPH DECOSIMO AND COMPANY
                            A Tennessee Registered Limited Liability Partnership


Chattanooga, Tennessee
August 14, 1996

                      INBRAND Corporation and Subsidiaries

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                             Balance at      Charged to      Charged to       Deductions       Balance at End
                                            Beginning of     Costs and         Other                             of Period
                                               Period         Expenses        Accounts
 Allowance for Doubtful Accounts:

   Year Ended July 2, 1994                 $140,000        $ 51,000        $   -           $ 66,000 (a)       $125,000
   Year Ended July 1, 1995                 $125,000        $121,000        $   -           $ (4,000)(a)       $250,000
   Year Ended June 29, 1996                $250,000        $419,000        $ 31,000 (c)    $ 19,000 (a)       $681,000

 Inventory Valuation Reserve

   Year Ended July 2, 1994                 $  -            $493,000        $  -            $  -               $493,000
   Year Ended July 1, 1995                 $493,000        $ 52,000        $  -            $255,000 (b)       $320,000
   Year Ended June 29, 1996                $320,000        $169,000        $518,000 (c)    $209,000 (b)       $798,000


(a)      Uncollected receivables written off, net of recoveries.
(b)      Inventory written off.
(c)      Valuation and qualifying accounts from acquired businesses.

                 (b)      Reports on Form 8-K:

                          (1)     Form 8-K dated July 26, 1995, as amended on
Form 8-K/A filed September 26, 1995, announcing the acquisition by the Company of Hygieia Healthcare Holdings Limited.

                          (2)     Form 8-K dated February 9, 1996, as amended
on Forms 8-K/A filed April 23, 1996 and September 19, 1996 announcing the acquisition of certain assets of Celatose, S.A.

                          (3)     Form 8-K dated July 31, 1996 announcing the
acquisition of the capital stock of Julian T. Holding, B.V.

                 (c)      Exhibits.

   Number                                Description
   ------                                -----------
      * 3.1            Amended and Restated Articles of Incorporation of the
                       Company

     ** 3.2            Amendment to Amended and Restated Articles of
                       Incorporation of the Company dated October 25, 1994

      * 3.3            Amended and Restated By-Laws of the Company

    ***10.1 Sale and Purchase Agreement among the Company and the selling stockholders of Hygieia Healthcare Holdings
                       Limited, dated July 26, 1995

   ****10.2(a)         Bid of INBRAND Corporation for acquisition of certain
                       assets of Celatose, S.A.


   ****10.2(b)         Notice of approval from the Administrateur Judiciare
                       regarding Celatose, S.A.

   ****10.2(c)         Court Order granting INBRAND Corporation bid for certain
                       assets of Celatose, S.A.

   ****10.3            Master  Agreement among the Company, Jan A.C.W.M. Van
                       Grinsven, Julian T. Holding, B.V., Joost Mourus and Frits
                       Kuijzer dated February 20, 1996

     **10.4 Loan Agreement dated December 21, 1993, as amended, between the Company and SouthTrust Bank of Georgia, N.A.

      *10.5            Stock Incentive Plan of the Company

      *10.6            Employee Stock Purchase Plan of the Company

      *10.7            INBRAND Corporation Employee Profit Sharing Plan and
                       401(k) Plan and Trust

       10.8            Management Bonus Plan

       10.9 Pursuant to an oral agreement, the Company pays $30,000 each year for consulting services to Howard Holdings, Inc., a corporation of which Joseph H. Davenport, III, a Director of the Company, is the principal stockholder.
                       Howard Holdings, Inc. is also a stockholder of the Company. (No exhibit included.)

       10.10           Wood Pulp Supply Agreement between the Company and
                       Georgia-Pacific Corporation dated May 1, 1996. (Portions of the agreement have been omitted and marked
                       [confidential] and filed separately with the Commission)

       13 Relevant Sections of 1996 Annual Report of Shareholders incorporated herein by reference

       21              List of Subsidiaries

       23 Consent of Joseph Decosimo and Company, independent certified public accountants.

       27              Financial Data Schedule (for SEC use only)
- ---------------

* Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended July 2, 1994.

** Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended July 1, 1995.

*** Incorporated by reference to the Company's filing on Form 8-K dated July 26, 1995, as amended on Form 8-K/A filed September 26, 1995.

**** Incorporated by reference to the Company's filing on Form 8-K dated February 9, 1996, as amended on Forms 8-K/A filed April 23, 1996, and September 19, 1996.

                                   SIGNATURES

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of September, 1996.

                                             INBRAND CORPORATION


                                             By: /s/ Garnett A. Smith
                                                 -------------------------
                                                 Garnett A. Smith, Chairman and
                                                 Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated:*



/s/ Garnett A. Smith                              Date:  September 26, 1996
- ----------------------------------------
Garnett A. Smith, Chairman and
Chief Executive Officer


/s/ H. Scott Sigler                               Date:  September 26, 1996
- ----------------------------------------
H. Scott Sigler, President and
Chief Operating Officer


/s/ James R. Johnson                              Date:  September 26, 1996
- ----------------------------------------
James R. Johnson, Senior Vice-President -
Finance, Chief Financial Officer,
Secretary and Treasurer
(Principal Financial and Accounting
Officer)


/s/ Joseph H. Davenport, III                      Date:  September 26, 1996
- ----------------------------------------
Joseph H. Davenport, III, Director


/s/ Mary N. Moore, Director                       Date:  September 26, 1996
- ----------------------------------------
Mary N. Moore, Director


/s/ W. Thorpe McKenzie                            Date:  September 26, 1996
- ----------------------------------------
W. Thorpe McKenzie, Director


/s/ Tommy D. Greer                                Date:  September 26, 1996
- ----------------------------------------
Tommy D. Greer, Director


/s/ John C. Thornton                              Date:  September 26, 1996
- ----------------------------------------
John C. Thornton, Director

*This report has been signed by a majority of the Board of Directors of the registrant.

                               INDEX TO EXHIBITS

    Exhibit #        Description
    ---------        -----------
       10.8          Management Bonus Plan

       10.10         Wood Pulp Supply Agreement between the Company and
                     Georgia-Pacific Corporation dated May 1, 1996. (Portions of the agreement have been omitted and marked
                     [confidential] and filed separately with the Commission)

        13 Relevant Sections of 1996 Annual Report to Shareholders incorporated herein by reference

        21           List of Subsidiaries

        23 Consent of Joseph Decosimo and Company, independent certified public accountants

        27           Financial Data Schedule (for SEC use only)

- ----------
Exhibit 10.8 constitutes a compensation plan or arrangement covering certain directors and officers of the Company.