Form 10-Q
period 1996-09-28
INBRAND CORP
filed 1996-11-12
CIK 909278

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        September 28, 1996

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

     As of November 12, 1996, 7,840,097 shares of the Registrant's Common Stock were issued and outstanding.

                               INBRAND CORPORATION

                           PART I. FINANCIAL INFORMATION

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's June 29, 1996 10-K filing. In the opinion of management of the Company, all adjustments necessary to present fairly the financial position of INBRAND Corporation as of the captioned dates on said financial statements have been included. The results of the period ended September 28, 1996 are not necessarily indicative of the results for the full year.


                               INBRAND CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                     June 29, 1996     September 28, 1996
                                                          (Unaudited)
                                  __________________   __________________
ASSETS
CURRENT ASSETS
 Cash and Cash Equivalents                $  1,554             $    -
 Receivables                                27,082               33,896
 Raw Materials Inventory                     7,850                8,208
 Finished Goods Inventory                   10,353               10,520
 Income Taxes Receivable                        67                    8
 Deferred Income Taxes                         792                  792
 Other                                         869                1,615
                                          ________             ________
  Total Current Assets                      48,567               55,039
                                          ________             ________

Property and Equipment, net                 46,457               53,033
Intangible Assets                            9,716               11,079
Other Assets                                   880                  892
                                          ________             ________
TOTAL ASSETS                              $105,620             $120,043

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Bank Overdraft                           $    554             $  4,733
 Current Portion of Long-Term Debt           1,515                1,178
 Current Portion of Capital Lease
   Obligations                                 638                  613
 Accounts Payable                           17,445               24,839
 Accrued Expenses                            7,152                5,326
 Accrued Restructuring Expenses              1,642                1,642
 Accrued Rebates                             1,264                1,650
 Income Taxes Payable                          -                  1,326
                                          ________             ________
  Total Current Liabilities                 30,210               41,307
                                          ________             ________
LONG-TERM LIABILITIES
 Long-Term Debt                             28,866               29,203
 Capital Lease Obligations                   2,429                2,200
 Deferred Income Taxes                       3,054                3,054
 Other                                       1,061                  839
                                          ________             ________
Total Long-Term Liabilities                 35,410               35,296
                                          ________             ________

MINORITY INTEREST                              -                    331

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 PREFERRED STOCK-1,000 shares
  authorized; none issued
 COMMON STOCK-$.10 par value-
  49,000 shares authorized; 7,840
  shares issued                                784                  784
PAID-IN CAPITAL                             17,137               17,137
RETAINED EARNINGS                           22,254               25,391
Translation Adjustment                        (175)                (203)
                                          ________             ________
  TOTAL STOCKHOLDERS' EQUITY                40,000               43,109
                                          ________             ________
TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY                                $105,620             $120,043

See Accompanying Notes to Financial Statements



                             INBRAND CORPORATION
                    CONSOLIDATED STATEMENTS OF EARNINGS
              (Amounts in Thousands Except Per Share Amounts)
                               (Unaudited)

                                         Thirteen weeks ended
                                     _____________________________
                                     September 30,   September 28,
                                         1995             1996
                                     _____________   _____________
NET SALES                               $25,952          $54,417

COST OF SALES                            18,847           38,651
                                        _______          _______

 Gross Profit                             7,105           15,766
                                        _______          _______
OPERATING EXPENSES
 Sales, marketing and distribution        3,316            7,049
 General and administrative               1,270            3,310
                                        _______          _______
TOTAL OPERATING EXPENSES                  4,586           10,359
                                        _______          _______
OPERATING INCOME                          2,519            5,407

OTHER EXPENSE
 Interest expense                          (207)            (789)
 Minority interest                          -                (88)
                                        _______          _______
INCOME BEFORE INCOME TAXES                2,312            4,530

INCOME TAX PROVISION                        998            1,393
                                        _______          _______

NET INCOME                              $ 1,314          $ 3,137

PER SHARE DATA:
  EARNINGS PER SHARE                    $   .17          $   .40
  WEIGHTED AVERAGE COMMON SHARES          7,834            7,840

See Accompanying Notes to Financial Statements

                              INBRAND CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In Thousands)
                                (Unaudited)

                                                 Thirteen weeks ended
                                            ______________________________
                                            September 30,    September 28,
                                                1995             1996
                                            _____________    _____________

NET CASH PROVIDED BY OPERATING ACTIVITIES        $ 1,066            $ 1,290
                                                 _______            _______

CASH FLOWS FROM INVESTING ACTIVITIES
 Payments to acquire Property and Equipment       (2,333)            (5,818)
 Payments for purchase of subsidiary              (6,390)              (162)
 Other                                               (16)               (23)
                                                 _______            _______
NET CASH USED BY INVESTING ACTIVITIES             (8,739)            (6,003)
                                                 _______            _______

CASH FLOWS FROM FINANCING ACTIVITIES
 Bank Overdraft                                      267              3,626
 Proceeds From borrowings Under Long-Term Debt     7,746              1,590
 Principal payments on Long-Term Debt               (428)            (1,771)
 Principal payments under Capital Lease
  Obligations                                        -                 (267)
                                                 _______            _______
NET CASH PROVIDED BY FINANCING ACTIVITIES          7,585              3,178
                                                 _______            _______

EFFECT OF EXCHANGE RATE CHANGES ON CASH               88                (19)
                                                 _______            _______
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                  -               (1,554)

CASH AND CASH EQUIVALENTS-beginning of period        -                1,554
                                                 _______            _______
CASH AND CASH EQUIVALENTS-end of period          $   -              $   -

NONCASH INVESTING AND FINANCING ACTIVITIES
  Additions to Property and Equipment included
    in Accounts Payable                              $30                -
  Acquisition costs included in Accounts Payable    $242                -
  Liabilities assumed in acquisition of business  $9,877             $9,340
  Issuance of Common Stock in acquisition of
    business                                        $747                -

 See Accompanying Notes to Financial Statements

                            INBRAND CORPORATION

                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)

                            September 28, 1996


1. Effective July 1, 1996 the Company, through its subsidiary, INBRAND Europe B.V. (INBRAND Europe), acquired Julian T. Holding B.V., a Dutch company
    (JTH), upon execution of a definitive contribution agreement. Under the terms of the agreement, in exchange for all of the outstanding shares of JTH, the sole shareholder of JTH became a 4.95% shareholder of INBRAND Europe in a business transaction valued at approximately $1,300,000 accounted for as a purchase. Prior to this transaction, the management of JTH had assumed management positions at INBRAND France, also a subsidiary of INBRAND Europe, as part of INBRAND's plan to restructure the former Celatose operations acquired by INBRAND France during fiscal 1996. Certain fair values of JTH assets have not yet been finalized. As a result, estimates of these fair values have been used in consolidating JTH. These ultimate differences, if any, of the actual fair values from the estimates used are not expected to be material.

2. The effective consolidated income tax rate of 30.8% (versus 47.9% for the fiscal year ended June 29, 1996 and 43.2% for the thirteen week period ended September 30, 1995) is less than the expected statutory rate primarily due to a tax holiday granted to certain INBRAND Europe operations.

                            INBRAND CORPORATION

                     MANAGEMENT DISCUSSION AND ANALYSIS

Results of Operations

Net sales increased 209.7% for the first quarter of fiscal 1997 compared with the year-earlier period. This increase was consistent with the North American growth the Company has achieved over the past several quarters and was also due, in large part, to the acquired European operations and INBRAND UK maturing as part of the consolidated group.

Gross Profit as a percentage of net sales in the first quarter increased to 29.0% from 27.4% in the year-earlier period. This increase was due to higher gross margins from North American operations as a result of manufactur-ing efficiencies and more favorable raw material costs. This was partially offset by European gross margins from acquired businesses, which are at lower levels than in North America. As a result of the Company's raw material supply contract costs of certain raw materials have been stabilized moreso than in prior periods. While general price levels of the Company's raw materials were relatively stable during the first quarter, there is no trend which will allow the Company to accurately project the future, short term movements in these prices.

As a percentage of net sales, operating expenses for the quarter increased to 19.1% from 17.7% in the year-earlier period. For the first quarter the absolute level of selling expenses continued to increase due to expansion of sales and marketing programs as well as due to the impact of the acquired operations while increasing slightly as a percentage of sales. Administrative expense level increases are due to the impact of the acquired operations as well as from internal growth in North America.

As a percentage of net sales, net income in the first quarter was 5.8% up from 5.1% in the year-earlier quarter. This increase was due to higher gross margin levels discussed above net of increases in operating expenses along with increases in interest expense due to debt incurred as a result of the Company's acquisition program.

Earnings per share for first quarter were $.40 compared to $.17 in the year-earlier period. This increase was due to higher net income levels on relatively unchanged levels of shares outstanding.

                            INBRAND CORPORATION

                     MANAGEMENT DISCUSSION AND ANALYSIS


Liquidity and Capital Resources

Cash generated from operating activities was $1.3 million for the thirteen weeks ended September 28, 1996 compared to $1.1 million in the year-earlier period. While the cumulative effect of net income and depreciation for the current period generated $4.6 million of cash flow ($2.4 million more than in the year-earlier period), working capital needs, primarily associated with the Company's acquisitions, required the use of $3.3 million for the thirteen week period.

During the thirteen week period the Company increased its borrowings under its $35 million unsecured line of credit by $1.6 million. These borrowings were used to fund the Company's continued expansion program and for general working capital needs.

The Company intends to continue its expansion program during the current fiscal year and has renewed its unsecured revolving credit line of $35 million. Additionally, management is currently negotiating a $15 million unsecured foreign currency based revolving credit facility in Europe to support the working capital needs of INBRAND Europe and its subsidiaries. Management believes that the Company's capital position, together with amounts generated from operations and additional borrowings through the credit facility will be sufficient to meet the Company's cash needs for the future.

                       INBRAND CORPORATION

                   PART II - OTHER INFORMATION

Item #1  Legal Proceedings

         The Registrant is a party to certain routine litigation incidental to its business, none of which, in the opinion of management, will have a material effect on the Registrant's financial position.

Item #6  Exhibits and Reports on Form 8-K

         a.  Exhibits

             No Exhibits are filed with this form 10-Q.
             Computation of per share earnings is shown on the Registrant's Consolidated Statements of Income.

         b.  Reports on Form 8-K

             Form 8-K dated July 31, 1996 announcing the acquisition of the capital stock of Julian T. Holding, B.V.

                       INBRAND CORPORATION

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   INBRAND CORPORATION
                                   Registrant


November 12, 1996                  James R. Johnson
Date                               James R. Johnson
                                   Senior Vice President and
                                    Chief Financial Officer