Form 10-K405/A
period 1996-06-29
INBRAND CORP
filed 1996-12-09
CIK 909278

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K/A


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended June 29, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-22144

                              INBRAND CORPORATION

            Georgia                                          58-1113677
-------------------------------                        ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification Number)


  1169 Canton Road, Marietta, Georgia                              30066
----------------------------------------                      ----------------
(Address of principal executive offices)                         (Zip Code)

                                 (770) 422-3036
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

  Title of each class                 Name of each exchange on which registered
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