Form 10-Q
period 1996-12-28
INBRAND CORP
filed 1997-02-10
CIK 909278

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        December 28, 1996

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

     As of February 10, 1997, 11,760,123 shares of the Registrant's Common Stock were issued and outstanding.

                               INBRAND CORPORATION

                           PART I. FINANCIAL INFORMATION

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's June 29, 1996 10-K filing. In the opinion of management of the Company, all adjustments necessary to present fairly the financial position of INBRAND Corporation as of the captioned dates on said financial statements have been included. The results of the period ended December 28, 1996 are not necessarily indicative of the results for the full year.


                               INBRAND CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                     June 29, 1996     December 28, 1996
                                                          (Unaudited)
                                  __________________   __________________
ASSETS
CURRENT ASSETS
 Cash and Cash Equivalents                $  1,554             $  1,853
 Receivables                                27,082               36,249
 Raw Materials Inventory                     7,850                8,901
 Finished Goods Inventory                   10,353               12,235
 Income Taxes Receivable                        67                  -
 Deferred Income Taxes                         792                  792
 Other                                         869                1,614
                                          ________             ________
  Total Current Assets                      48,567               61,644
                                          ________             ________

Property and Equipment, net                 46,457               55,492
Intangible Assets                            9,716               11,280
Other Assets                                   880                1,181
                                          ________             ________
TOTAL ASSETS                              $105,620             $129,597

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Bank Overdraft                           $    554             $  2,402
 Current Portion of Long-Term Debt           1,515                1,347
 Current Portion of Capital Lease
   Obligations                                 638                  671
 Accounts Payable                           17,445               23,827
 Accrued Expenses                            7,152                8,549
 Accrued Restructuring Expenses              1,642                1,619
 Accrued Rebates                             1,264                1,500
 Income Taxes Payable                          -                    499
                                          ________             ________
  Total Current Liabilities                 30,210               40,414
                                          ________             ________
LONG-TERM LIABILITIES
 Long-Term Debt                             28,866               37,280
 Capital Lease Obligations                   2,429                2,059
 Deferred Income Taxes                       3,054                3,054
 Other                                       1,061                1,127
                                          ________             ________
Total Long-Term Liabilities                 35,410               43,520
                                          ________             ________

MINORITY INTEREST                              -                    397

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 PREFERRED STOCK-1,000 shares
  authorized; none issued
 COMMON STOCK-$.10 par value-
  49,000 shares authorized; 11,760 and
  7,840 shares issued at December 28,
  1996 and June 29, 1996, respectively         784                1,176
PAID-IN CAPITAL                             17,137               16,745
RETAINED EARNINGS                           22,254               27,531
Translation Adjustment                        (175)                (186)
                                          ________             ________
  TOTAL STOCKHOLDERS' EQUITY                40,000               45,266
                                          ________             ________
TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY                                $105,620             $129,597

See Accompanying Notes to Financial Statements



                             INBRAND CORPORATION
                    CONSOLIDATED STATEMENTS OF EARNINGS
              (Amounts in Thousands Except Per Share Amounts)
                               (Unaudited)

                          Thirteen weeks ended      Twenty-six weeks ended
                       __________________________ ___________________________
                       December 30,  December 28,  December 30,  December 28,
                           1995          1996          1995          1996
                       ____________  ____________  ____________  ____________
NET SALES                $27,032       $57,937       $52,984      $112,354

COST OF SALES             19,395        41,857        38,242        80,508
                         _______       _______       _______      ________
  Gross Profit             7,637        16,080        14,742        31,846
                         _______       _______       _______      ________
OPERATING EXPENSES
 Sales, marketing and
   distribution            3,564         8,203         6,880        15,252
 General and adminis-
   trative                 1,300         3,633         2,570         6,943
                          ______       _______       _______       _______
TOTAL OPERATING EXPENSES   4,864        11,836         9,450        22,195
                         _______       _______       _______       _______
OPERATING INCOME           2,773         4,244         5,292         9,651

OTHER INCOME (EXPENSE)
 Interest expense           (328)         (899)         (535)       (1,688)
 Minority interest           -             (66)          -            (154)
 Other income                -              31           -              31
                         _______       _______       _______       _______
INCOME BEFORE
  INCOME TAXES             2,445         3,310         4,757         7,840

INCOME TAX PROVISION       1,124         1,170         2,122         2,563
                         _______       _______       _______       _______

NET INCOME               $ 1,321       $ 2,140       $ 2,635       $ 5,277

PER SHARE DATA:
  EARNINGS PER SHARE     $   .11       $   .18       $   .22       $   .45
  WEIGHTED AVERAGE
    COMMON SHARES         11,760        11,760        11,760        11,760

See Accompanying Notes to Financial Statements

                              INBRAND CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In Thousands)
                                (Unaudited)

                                               Twenty-six weeks ended
                                            ______________________________
                                             December 30,     December 28,
                                                1995             1996
                                            _____________    _____________

NET CASH PROVIDED BY OPERATING ACTIVITIES        $ 2,533           $ 2,339
                                                 _______           _______

CASH FLOWS FROM INVESTING ACTIVITIES
 Payments to acquire Property and Equipment       (5,679)          (10,004)
 Costs for purhase of subsidiary                  (6,489)             (307)
 Other                                               (16)              (44)
                                                 _______           _______
NET CASH USED BY INVESTING ACTIVITIES            (12,184 )         (10,355)
                                                 _______           _______

CASH FLOWS FROM FINANCING ACTIVITIES
 Bank Overdraft                                     (460)              451
 Proceeds From borrowings Under Long-Term Debt    10,448             8,761
 Principal payments on Long-Term Debt               (428)             (557)
 Principal payments under Capital Lease
  Obligations                                        -                (356)
                                                 _______           _______
NET CASH PROVIDED BY FINANCING ACTIVITIES          9,560             8,299
                                                 _______           _______

EFFECT OF EXCHANGE RATE CHANGES ON CASH               91                16
                                                 _______           _______
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                  -                 299

CASH AND CASH EQUIVALENTS-beginning of period        -               1,554
                                                 _______           _______
CASH AND CASH EQUIVALENTS-end of period          $   -             $ 1,853

NONCASH INVESTING AND FINANCING ACTIVITIES
  Liabilities assumed in acquisition of business  $9,877            $9,340
  Issuance of Common Stock in acquisition of
    business                                      $  747            $  -
  Additions to Property and Equipment included
    in Accounts Payable                           $   50            $  -

 See Accompanying Notes to Financial Statements

                            INBRAND CORPORATION

                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)

                            December 28, 1996


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

2. The effective consolidated income tax rate of 32.7% for the twenty-six week period ended December 28, 1996 (versus 47.9% for the fiscal year ended June 29, 1996 and 44.6% for the twenty-six week period ended December 30, 1995) is less than the expected statutory rate primarily due to a tax holiday granted to certain INBRAND Europe operations.

3. On October 25, 1996 the Company declared a 3 for 2 stock split for all shareholders of record on November 8, 1996. The split resulted in the issuance of 3,920,026 new shares bringing the total outstanding shares to 11,760,123. All per share amounts have been restated to reflect the effects of the split.

4. In January 1997 INBRAND Europe negotiated and executed an unsecured revolving multi-currency credit facility with a European financial institution in the amount of $15 million. The terms, conditions, requirements, restrictions and financial covenants of this facility are substantially the same as those of the $35 million credit facility with the Company's primary U.S. lender. The Company has guaranteed this debt on behalf of its INBRAND Europe subsidiary.

                            INBRAND CORPORATION

                     MANAGEMENT DISCUSSION AND ANALYSIS

Results of Operations

Net sales increased 214.3% for the second quarter of fiscal 1997 compared with the year-earlier period and 212.1% year-to-date compared to the prior year-to-date period. This increase was consistent with the North American growth the Company has achieved over the past several quarters and was also due, in large part, to the acquired European operations and INBRAND UK maturing as part of the consolidated group.

Gross Profit as a percentage of net sales in the second quarter decreased to 27.8% from 28.2% in the year-earlier period. Gross Profit percent year-to-date increased to 28.3% for fiscal 1997 form 27.8% for fiscal 1996. The decrease in the second quarter was primarily a result of lower European gross margins, which are at lower levels than in North America, the impact of which more than offset the benefit of favorable raw material costs. The increase year-to-date was due to higher gross margins from North American operations as a result of manufacturing efficiencies and more favorable raw material costs partially offset by lower European gross margins from acquired businesses. As a result of the Company's raw material supply contract, costs of certain raw materials have been stabilized moreso than in prior periods. While general price levels of the Company's raw materials were relatively stable during the first and second quarters, there is no trend which will allow the Company to accurately project the future, short term movements in these prices.

As a percentage of net sales, operating expenses for the second quarter increased to 20.4% from 18.0% in the year-earlier period and year-to-date increased to 19.8% for fiscal 1997 from 17.8% for fiscal 1996. For the fiscal 1997 second quarter and year-to-date the absolute level of selling expenses continued to increase due to expansion of sales and marketing activities as well as due to the impact of the acquired operations. They also increased slightly as a percentage of sales. Administrative expense level increases are due to the impact of the acquired operations as well as from internal growth in North America. Additionally, operating expenses at INBRAND UK, while at similar absolute levels, were proportionately higher as a percentage of sales during the period.

As a percentage of net sales, net income in the second quarter was 3.7% down from 4.9% in the year-earlier quarter and year-to-date 1997 was 4.7% down from 5.0% in the prior year-to-date period. This decrease was due to lower gross margin levels discussed above coupled with increases in operating expenses along with increases in interest expense due to debt incurred as a result of the Company's acquisition program.

Earnings per share for second quarter were $.18 compared to $.11 in the year-earlier period. Earnings per share year-to-date were $.45 for fiscal 1997 compared to $.22 for fiscal 1996. This increase was due to higher net income levels on relatively unchanged levels of shares outstanding.

                            INBRAND CORPORATION

                     MANAGEMENT DISCUSSION AND ANALYSIS


Liquidity and Capital Resources

Cash generated from operating activities was $2.3 million for the twenty-six weeks ended December 28, 1996 compared to $2.5 million in the year-earlier period. While the cumulative effect of net income and depreciation for the current period generated $8.8 million of cash flow ($4.2 million more than in the year-earlier period), working capital needs, primarily associated with the Company's acquisitions, required the use of $6.5 million for the twenty-six week period.

During the twenty-six week period the Company increased its borrowings under its U.S. $35 million unsecured line of credit by $8.8 million.
These borrowings were used to fund the Company's continued expansion program and for general working capital needs.

The Company intends to continue its expansion program during the current fiscal year and has renewed its unsecured revolving credit line, increasing it to $35 million. Additionally, in Janurary 1997 INBRAND Europe negotiated and executed a $15 million unsecured foreign currency based revolving credit facility with a European bank to support the working capital needs of INBRAND Europe and its subsidiaries. The Company guaranteed repayment of this debt
on behalf of its INBRAND Europe subsidiary.   Management believes that the
Company's capital position, together with amounts generated from operations and additional borrowings through the credit facilities will be sufficient to meet the Company's cash needs for the future.

                       INBRAND CORPORATION

                   PART II - OTHER INFORMATION

Item #1  Legal Proceedings

         The Registrant is a party to certain routine litigation incidental to its business, none of which, in the opinion of management, will have a material effect on the Registrant's financial position.

Item #2  Changes in Securities

         On October 25, 1996 the Board of Directors of the Company declared a 3 for 2 stock split to be effected in the form of a 50% stock dividend. The stock dividend had a record date of November 8, 1996 and was distributed to stockholders on November 22, 1996. As a result of the stock split 3,920,026 new common shares were issued bringing total out-standing common shares to 11,760,123.

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




                                   INBRAND CORPORATION
                                   Registrant


February 10, 1997
Date                               James R. Johnson
                                   Senior Vice President and
                                    Chief Financial Officer