Form 10-Q
period 1997-03-29
INBRAND CORP
filed 1997-05-13
CIK 909278

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(mark one)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 29, 1997

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934



                         Commission file Number 0-22144

                               INBRAND CORPORATION
         (Exact  name of  registrant  as  specified  in its charter.)

                  Georgia                                      58-1113677
         (State or other jurisdiction of                     (I.R.S. Employer
         incorporation or organization)                     Identification No.)

            1169 Canton Road, Marietta, GA                         30066
         (Address of principal executive offices)                (Zip Code)


           (770) 422-3036
         Registrant's telephone number, including area code:


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

As of May 12, 1997, 11,760,123 shares of the Registrant's Common Stock were issued and outstanding.

                               INBRAND CORPORATION




PART I.  FINANCIAL INFORMATION

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's June 29, 1996 10-K filing. In the opinion of management of the Company, all adjustments necessary to present fairly the financial position of INBRAND Corporation as of the captioned dates on said financial statements have been included. The results of the period ended March 29, 1997 are not necessarily indicative of the results for the full year.


                               INBRAND CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)

                                                           June 29,    March 29,
                                                             1996        1997
                                                           --------    ---------
                                ASSETS
CURRENT ASSETS
Cash and Cash Equivalents .............................    $  1,554    $  1,937
Receivables ...........................................      27,082      39,580
Raw Materials Inventory ...............................       7,850       7,852
Finished Goods Inventory ..............................      10,353      13,178
Income Taxes Receivable ...............................          67        --
Deferred Income Taxes .................................         792         792
Other .................................................         869       1,134
                                                            -------     -------
Total Current Assets ..................................      48,567      64,473
                                                            -------     -------

Property and Equipment, net ...........................      46,457      58,051
Intangible Assets .....................................       9,716      12,720
Other Assets ..........................................         880       1,108
                                                            -------     -------
TOTAL ASSETS ..........................................    $105,620    $136,352
                                                            =======     =======

                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Bank Overdraft ........................................    $    554    $  3,221
Current Portion of Long-Term Debt .....................       1,515       1,352
Current Portion of Capital Lease Obligations ..........         638         634
Accounts Payable ......................................      17,445      22,897
Accrued Expenses ......................................       7,152       7,300
Accrued Restructuring Expenses ........................       1,642       1,516
Accrued Rebates .......................................       1,264       1,750
Income Taxes Payable ..................................        --         2,072
                                                            -------     -------
Total Current Liabilities .............................      30,210      40,742
                                                            -------     -------

LONG-TERM LIABILITIES
Long-Term Debt ........................................      28,866      40,978
Capital Lease Obligations .............................       2,429       1,787
Deferred Income Taxes .................................       3,054       3,054
Other .................................................       1,061       1,033
                                                            -------     -------
Total Long-Term Liabilities ...........................      35,410      46,852
                                                            -------     -------

MINORITY INTEREST .....................................        --         2,194

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
PREFERRED STOCK-1,000 shares authorized; none issued
COMMON STOCK-$.10 par value- 49,000 shares authorized;
11,760 and 7,840 shares issued at March 29, 1997 and
June 29, 1996, respectively ...........................         784       1,176
PAID-IN CAPITAL .......................................      17,137      16,745
RETAINED EARNINGS .....................................      22,254      29,734
Translation Adjustment ................................        (175)     (1,091)
                                                            -------     -------
TOTAL STOCKHOLDERS' EQUITY ............................      40,000      46,564
                                                            -------     -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............    $105,620    $136,352
                                                            =======     =======

See Accompanying Notes to Financial Statements



                               INBRAND CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
                 (Amounts in Thousands Except Per Share Amounts)
                                   (Unaudited)



                                       Thirteen weeks      Thirty-nine weeks
                                          ended                 ended
                                    March 30,  March 29,  March 30,  March 29,
                                      1996       1997       1996       1997
                                    --------   --------   --------   --------
NET SALES ......................   $  40,490  $  60,116  $  93,475  $ 172,470

COST OF SALES ..................      29,263     42,905     67,508    123,413
                                   ---------  ---------  ---------  ---------

  Gross Profit .................      11,227     17,211     25,967     49,057

OPERATING EXPENSES
 Sales, marketing and distribution     5,120      8,200     11,995     23,452
 General and administrative ....       2,180      4,345      4,700     11,288
                                   ---------  ---------  ---------  ---------

TOTAL OPERATING EXPENSES .......       7,300     12,545     16,695     34,740
                                   ---------  ---------  ---------  ---------

OPERATING INCOME ...............       3,927      4,666      9,272     14,317

OTHER INCOME (EXPENSE)
 Interest expense ..............        (468)      (810)    (1,056)    (2,498)
 Minority interest .............        --          (27)      --         (181)
 Other .........................        --          (31)      --         --
                                   ---------  ---------  ---------  ---------

INCOME BEFORE INCOME TAXES .....       3,459      3,798      8,216     11,638

INCOME TAX PROVISION ...........       1,482      1,595      3,604      4,158
                                   ---------  ---------  ---------  ---------

NET INCOME .....................   $   1,977  $   2,203  $   4,612  $   7,480
                                   =========  =========  =========  =========


PER SHARE DATA:
  EARNINGS PER SHARE ...........   $     .17  $     .19  $     .39  $     .64
  WEIGHTED AVERAGE
    COMMON SHARES ..............      11,760     11,760     11,760     11,760


See Accompanying Notes to Financial Statements


                               INBRAND CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                                                 Thirty-nine
                                                                 weeks ended
                                                             March 30, March 29,
                                                               1996      1997
                                                            --------   --------
NET CASH PROVIDED BY OPERATING ACTIVITIES ................  $  1,123   $  1,867

CASH FLOWS FROM INVESTING ACTIVITIES
 Payments to acquire Property and Equipment ..............    (8,443)   (14,963)
 Costs for purchase of subsidiary ........................    (6,546)      (314)
 Other ...................................................       (16)        (3)
                                                            --------   --------

NET CASH USED BY INVESTING ACTIVITIES ....................   (15,005)   (15,280)
                                                            --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Bank Overdraft ..........................................       545      1,334
 Proceeds From borrowings Under Long-Term Debt ...........    19,356     13,735
 Principal payments on Long-Term Debt ....................      (428)      (622)
 Principal payments under Capital Lease Obligations ......       (58)      (488)
                                                            --------   --------

NET CASH PROVIDED BY FINANCING ACTIVITIES ................    19,415     13,959
                                                            --------   --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ..................       (21)      (163)
                                                            --------   --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS ......................................     5,512        383

CASH AND CASH EQUIVALENTS-beginning of period ............      --        1,554
                                                            --------   --------

CASH AND CASH EQUIVALENTS-end of period ..................  $  5,512   $  1,937
                                                            ========   ========

NONCASH INVESTING AND FINANCING ACTIVITIES
  Liabilities assumed in acquisition of business .........  $ 19,060   $  9,378
  Issuance of Common Stock in acquisition of business ....  $    747   $   --

 See Accompanying Notes to Financial Statements

                               INBRAND CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                 March 29, 1997


1. Effective July 1, 1996 the Company, through its subsidiary, INBRAND Europe B.V. (INBRAND Europe), acquired Julian T. Holding B.V., a Dutch company
     (JTH), upon execution of a definitive contribution agreement. Under the terms of the agreement, in exchange for all of the outstanding shares of JTH, the sole shareholder of JTH became a 4.95% shareholder of INBRAND Europe in a business transaction valued at approximately $1,560,000 accounted for as a purchase. Prior to this transaction, the management of JTH had assumed management positions at INBRAND France, also a subsidiary of INBRAND Europe, as part of INBRAND's plan to restructure the former Celatose operations acquired by INBRAND France during fiscal 1996. In connection with the acquisition of JTH the Company executed a shareholders agreement with the current management of INBRAND Europe. This agreement includes options and mandatory redemption provisions for the Company to acquire the 4.95% minority interest of INBRAND Europe by fiscal year 2001. The estimated option or redemption premium, if any, in excess of previously recognized minority interest liabilities is being accounted for as additional purchase consideration and included as additional minority interest.

     Certain fair values of JTH assets have not yet been finalized. As a result, estimates of these fair values have been used in consolidating JTH. These ultimate differences, if any, of the actual fair values from the estimates used are not expected to be material.

2. The effective consolidated income tax rate of 35.7% for the thirty-nine week period ended March 29, 1997 (versus 47.9% for the fiscal year ended June 29, 1996 and 43.9% for the thirty-nine week period ended March 30,
     1996) is less than the expected statutory rate primarily due to a tax holiday granted to certain INBRAND Europe operations.

3. On October 25, 1996 the Company declared a 3 for 2 stock split for all shareholders of record on November 8, 1996. The split resulted in the issuance of 3,920,026 new shares bringing the total outstanding shares to 11,760,123. All per share amounts have been restated to reflect the effects of the split.

4.   In January  1997  INBRAND  Europe  negotiated  and  executed  an  unsecured revolving multi-currency credit facility with a European financial institution in the amount of $15 million The terms, conditions, requirements, restrictions and financial covenants of this facility are substantially the same as those of the $35 million credit facility with the Company's primary U.S. lender. The Company has guaranteed this debt on behalf of its INBRAND Europe subsidiary.

5. On February 18, 1997 the Company was served with a patent infringement claim related to one of its proprietary product designs. Management of the Company intends to contest the claim vigorously and, in any event, does not presently believe the claim will have a material adverse impact on the Company's financial position.

6. During the thirty-nine weeks ended March 29, 1997 approximately $190 thousand of personnel related costs have been charged to Accrued Restructuring Expenses. This reserve was established at June 29, 1996 to provide for all estimated restructuring costs of a planned restructuring of a European manufacturing facility.

7. As of March 29, 1997 the Company was not in compliance with one of the financial covenants under its two primary credit agreements . As a result of the event of non-compliance the Company has obtained waivers from the lending financial institutions through the next covenant reporting date.

8. On May 13, 1997 the Company announced that it has entered into a definitive merger agreement with Tyco International Ltd. ("Tyco") pursuant to which Tyco will acquire the Company in a stock for stock transaction valued at approximately $320 million. The acquisition, which will be accounted for as a pooling of interests, will be structured as a tax-free stock transaction with INBRAND Corporation shareholders receiving .43 shares of Tyco stock for each share of INBRAND stock. Based on Tyco's May 12, 1997 NYSE closing price of $63.25, the terms of the agreement would result in a value of $27.20 per share to the INBRAND shareholders.

                               INBRAND CORPORATION

                       MANAGEMENT DISCUSSION AND ANALYSIS

Results of Operations

Net sales increased 148.5% for the third quarter of fiscal 1997 compared with the year-earlier period and 184.5% year-to-date compared to the prior year-to-date period. This increase was consistent with the North American growth the Company has achieved over the past several quarters and was also due, in large part, to the acquired European operations maturing as part of the consolidated group.

Gross Profit as a percentage of net sales in the third quarter increased to 28.6% from 27.7% in the year-earlier period. Gross Profit percent year-to-date increased to 28.4% for fiscal 1997 from 27.8% for fiscal 1996. The increase in the third quarter and year-to-date was primarily a result of favorable raw material costs and improved manufacturing efficiencies in North America offset somewhat by lower European gross margins, which are at lower levels than in North America. As a result of the Company's raw material supply contract, costs of certain raw materials have been stabilized moreso than in prior periods. While general price levels of the Company's raw materials were relatively stable during the first three quarters, there is no trend which will allow the Company to accurately project the future, short term movements in these prices.

As a percentage of net sales, operating expenses for the third quarter increased to 20.9% from 18.0% in the year-earlier period and year-to-date increased to 20.1% for fiscal 1997 from 17.9% for fiscal 1996. For the fiscal 1997 third quarter and year-to-date the absolute level of selling expenses continued to increase due to the impact of the acquired operations as well as due to expansion of sales and marketing activities. They also increased slightly as a percentage of sales. Administrative expense level increases are due to the impact of the acquired operations, as well as from internal growth in North America. Additionally, operating expenses at INBRAND UK, while at similar absolute levels, were proportionately higher as a percentage of sales during the period. Overall, operating expenses during the period also reflected additional expenses related to management changes in its European operations.

As a percentage of net sales, net income in the third quarter was 3.7% down from 4.9% in the year-earlier quarter and year-to-date 1997 was 4.3% down from 4.9% in the prior year-to-date period. This decrease was due to the influences of the relatively lower earnings levels from the Company's acquired European operations along with increases in interest expense due to debt incurred as a result of the Company's acquisition and expansion programs.

Earnings per share for third quarter were $.19 compared to $.17 in the year-earlier period. Earnings per share year-to-date were $.64 for fiscal 1997 compared to $.39 for fiscal 1996. This increase was due to higher net income levels on unchanged levels of shares outstanding.

                               INBRAND CORPORATION

                       MANAGEMENT DISCUSSION AND ANALYSIS


Liquidity and Capital Resources

Cash generated from operating activities was $1.9 million for the thirty-nine week period ended March 29, 1997 compared to $1.1 million in the year-earlier period. While the cumulative effect of net income, depreciation and amortization for the current period generated $13.1 million of cash flow ($5.3 million more than in the year-earlier period), working capital needs, primarily associated with the Company's acquisitions, required the use of $11.2 million for the thirty-nine week period.

During the thirty-nine week period the Company increased its borrowings under its U.S. $35 million unsecured line of credit by $1.8 million and its borrowings under its European $15 million equivalent unsecured line of credit by $10.9 million. These borrowings were used to fund the Company's continued expansion program and for general working capital needs.

The Company intends to continue its expansion program during the current fiscal year and has renewed its unsecured revolving credit line, increasing it to $35 million. Additionally, in January 1997 INBRAND Europe negotiated and executed a $15 million unsecured foreign currency based revolving credit facility with a European bank to support the working capital needs of INBRAND Europe and its subsidiaries. The Company guaranteed repayment of this debt on behalf of its INBRAND Europe subsidiary. Management believes that the Company's capital position, together with amounts generated from operations and additional borrowings through the credit facilities will be sufficient to meet the Company's cash needs for the future.


Operating Losses in a European Manufacturing Facility

The Company has experienced continuing operating losses in a European manufacturing facility located in the United Kingdom. Management has taken a number of actions to improve the operations of this facility throughout the year and will continue to focus on achieving further operating improvements. If operations, primarily in sales and manufacturing efficiencies , do not improve in the short term management may permanently close the facility and transfer the manufacturing assets to another manufacturing facility.

                               INBRAND CORPORATION

PART II - OTHER INFORMATION

Item #1  Legal Proceedings

         The Registrant is a party to certain routine litigation incidental to its business, none of which, in the opinion of management, will have a material effect on the Registrant's financial position.

Item #2  Changes in Securities

         On October 25, 1996 the Board of Directors of the Company declared a 3 for 2 stock split to be effected in the form of a 50% stock dividend. The stock dividend had a record date of November 8, 1996 and was distributed to stockholders on November 22, 1996. As a result of the stock split 3,920,026 new common shares were issued bringing total outstanding common shares to 11,760,123.

Item #6  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         Two exhibits are filed with this form 10-Q. (1) SouthTrust Bank of Georgia, N.A. Amended and Restated Loan Agreement and (2) Rabobank International Facility Agreement.

         Computation of per share earnings is shown on the Registrant' Consolidated Statements of Income.

         (b)   Reports on Form 8-K

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




                             INBRAND CORPORATION
                                (Registrant)


May 13, 1997
   Date                                         James R. Johnson
                                               (Senior Vice President and
                                                Chief Financial Officer)